Form 10-K405
period 1998-12-31
BLOCK MORTGAGE FINANCE INC ASSET BACKED CERT SERIES 1998 2
filed 1999-04-01
CIK 1066643

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                       Commission File Number 333-14041-04

                  TRUST CREATED BY BLOCK MORTGAGE FINANCE, INC.

                 (under a Pooling and Servicing Agreement dated
                  as of July 1, 1998, which Trust is the issuer
                     of Block Mortgage Finance Asset Backed
                          Certificates, Series 1998-2)

                             ----------------------

             (Exact name of Registrant as specified in its Charter)


      New York                                                   36-4238147
------------------------------                              --------------------
State or other jurisdiction of                              (I.R.S. Employer of
incorporation or organization                               Identification No.)

The First National Bank of Chicago
One First National Plaza
Chicago, Illinois
Attention: Corporate Trust Administration
           Block Mortgage Finance Asset Backed
           Certificates, Series 1998-2                           60670-0126
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (312) 407-0192

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Securities registered pursuant to Section 12(q) of the Act: Not applicable.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1998: Not applicable.

     Number of shares of common stock as of December 31, 1998: Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1.   BUSINESS.

     The Registrant issued Asset Backed Certificates, Series 1998-2 (the "Securities") pursuant to a Pooling and Servicing Agreement dated as of July 1, 1998 (the "Cut-off Date") among Block Mortgage Finance, Inc., as Depositor, Block Financial Corporation, as Master Servicer, Companion Mortgage Corporation, as Seller, and The First National Bank of Chicago, as Trustee. The assets of the Trust consist primarily of a pool of fixed rate and adjustable rate mortgage loans (the "Mortgage Loans") having an aggregate principal balance as of the Cut-off Date of approximately $252,650,565.18. The Mortgage Loans are secured by one- to four-family residential properties (each, a "Mortgaged Property"). Certificateholders receive monthly Statements to Certificateholders regarding distributions.

     Further information with respect to the performance of the Trust is summarized in the monthly Statements to Certificateholders, which are filed on Form 8-K.

ITEM 2.   PROPERTIES.

     Information regarding the Mortgaged Properties securing the Mortgage Loans is set forth in the Prospectus Supplement and the monthly Statements to Certificateholders, which are filed on Form 8-K. The Trust will acquire title to real estate only upon default of the mortgagors under the Mortgage Loans.

     All real estate acquired and held by the Trust as of February 26, 1999 is improved with single family dwellings. The following table describes real estate acquired and held by the Trust as of February 26, 1999:



FIXED RATE MORTGAGE LOANS
--------------------------------------------------------------------------------
  PRINCIPAL BALANCE                     $465,190.00
  PERCENTAGE OF POOL
  BALANCE                                   0.2588%
  ------------------------------------------------------------------------------
  NUMBER OF LOANS                                 9
  PERCENTAGE OF LOANS
  IN POOL                                   0.2921%
  ------------------------------------------------------------------------------

ADJUSTABLE RATE MORTGAGE LOANS
--------------------------------------------------------------------------------
  PRINCIPAL BALANCE                              $0
  PERCENTAGE OF POOL
  BALANCE                                        0%
  ------------------------------------------------------------------------------
  NUMBER OF LOANS                                0
  PERCENTAGE OF LOANS
  IN POOL                                        0%
  ------------------------------------------------------------------------------


ITEM 3.   LEGAL PROCEEDINGS.

     There are no material pending legal proceedings involving the Trust or, with respect to the Trust or the Mortgage Loans, the Trustee, the Master Servicer or the Depositor, other than ordinary routine litigation incidental to the Trustee's, the Master Servicer's or the Depositor's duties under the Pooling and Servicing Agreement.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     The Registrant's Asset Backed Certificates, Series 1998-2 represent non-recourse obligations of the Trust, such Trust having assets which consist of the Mortgage Loans. Strictly speaking, Registrant has no "common equity," but for purposes of this Item only, Registrant's Asset Backed Certificates, Series 1998-2 are treated as "common equity."

     (a) Market Information. There is no established public trading market for Registrant's Securities.

     (b) Certificateholders. The approximate number of registered holders of each class of Certificates as of December 31, 1998 is set forth below:

          Class                    Certificateholders
          -----                    ------------------

          A-1                                3
          A-2                                3
          A-3                                2
          A-4                                3
          A-5                                1
          A-6                                1
          A-7                                4
          A-8                                1
          R                                  2

     (c) Dividends. Not applicable. The information regarding dividends required by sub-paragraph (c) of Item 201 of Regulation S-K is inapplicable because the Trust does not pay dividends. However, information as to distributions to Certificateholders is provided in the monthly Statements to Certificateholders for each month of the fiscal year in which a distribution to Certificateholders was made.

ITEM 6.   SELECTED FINANCIAL DATA.

     Not Applicable. Because of the limited activities of the Trust, information with respect to the performance of the Trust is summarized in the monthly Statements to Certificateholders, which are filed on a monthly basis on Form 8-K. However, certain selected aggregate information with respect to the Trust for 1998 is filed as an exhibit to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Not Applicable. The information required by Item 303 of Regulation S-K is not meaningful in light of the nature of the Trust. Information concerning the Mortgage Loans and distributions to the Certificateholders is contained in the monthly Statements to Certificateholders which are filed on Form 8-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not applicable.   The Trust  does not  engage in the types of  transactions
required to be disclosed under this Item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Not Applicable. Information with respect to the Trust is contained in the monthly Statements to Certificateholders filed on a monthly basis on Form 8-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     Not Applicable. The Trust does not have officers or directors.

ITEM 11.  EXECUTIVE COMPENSATION.

     Not Applicable. The Trust does not have officers or directors to whom compensation needs to be paid.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) Security ownership of certain beneficial owners. Not Applicable. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust.

     (b) Security ownership of management. Not Applicable. The Trust does not have any officers or directors.

     (c) Changes in control. Not Applicable. Because Certificateholders do not possess, directly or indirectly, the power to direct or cause the direction of the management and policies of the Trust, other than with respect to certain required consents to amendments to the Pooling and Servicing Agreement and the ability to act as a group in the event of the occurrence of certain events which if continuing would constitute events of default under the Pooling and Servicing Agreement, the information requested with respect to Item 403(c) of Regulation S-K is inapplicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not Applicable. The Trust does not have officers or directors and under the Pooling and Servicing Agreement governing the Trust. In addition, the Registrant does not have knowledge of any transaction required to be disclosed by Items 404(a)(3) or (a)(4) of Regulation S-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following is a list of documents filed as part of this report:


          EXHIBITS

          4.1 Pooling and Servicing Agreement dated as of July 1, 1998 (hereby incorporated herein by reference as Exhibit 4 to Depositor's Current Report on Form 8-K dated July 21, 1998).

          99.1 Master  Servicer  Annual Officer's Certificate  dated March 30,
               1999.

          99.2 Report  of  Independent  Accountants   pertaining  to   Companion
               Servicing Company, L.L.C., dated March 31, 1999.

          99.3 Aggregate  Information  from  Statements  to   Certificateholders
               Relating to 1998 Distributions to Holders of Block Mortgage Finance Asset Backed Certificates, Series 1998-2.

          99.4 Consolidated financial statements of MBIA Insurance Corporation and its subsidiaries as of December 31, 1998 and 1997 and for the three years ended December 31, 1998 (hereby incorporated herein by reference to the Annual Report on Form 10-K of MBIA Inc. for the year ended December 31, 1998 under Commission file number 001-09583).

     (b)  Reports on Form 8-K

          Current Report on Form 8-K dated October 26, 1998 (filing monthly Statements to Certificateholders)
          Current Report on Form 8-K dated November 25, 1998 (filing monthly Statements to Certificateholders)
          Current Report on Form 8-K dated December 28, 1998 (filing monthly Statements to Certificateholders)

     (c) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

     (d)  Not  Applicable.    The  Trust  does  not  have  any  subsidiaries  or
          affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.

                    SUPPLEMENTAL INFORMATION TO BE FURNISHED
                  WITH REPORTS FILED PURSUANT TO SECTION 15(D)
                    BY REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     No Annual report, proxy statement, form of proxy or other soliciting material has been sent to Security Holders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Block Financial Corporation, not in its individual capacity but solely as a duly authorized agent of the Registrant pursuant to Section 8.17 of the Pooling and Servicing Agreement dated as of July 1, 1998.


               By:    /s/ Bret G. Wilson
               Name:  Bret G. Wilson
               Title: Vice President


Date:  March 31, 1999

                                  EXHIBIT INDEX

EXHIBIT        DOCUMENT



     4.1 Pooling and Servicing Agreement dated as of July 1, 1998 (hereby incorporated herein by reference as Exhibit 4 to Depositor's Current Report on Form 8-K dated July 21, 1998).

     99.1 Master Servicer Annual Officer's Certificate dated  March 30, 1999.

     99.2 Report of Independent Accountants pertaining to Companion Servicing Company, L.L.C., dated March 31, 1999.

     99.3 Aggregate Information from Statements to Certificate-holders Relating to 1998 Distributions to Holders of Block Mortgage Finance Asset Backed Certificates, Series 1998-2.

     99.4 Consolidated financial statements of MBIA Insurance Corporation and its subsidiaries as of December 31, 1998 and 1997 and for the three years ended December 31, 1998 (hereby incorporated herein by reference to the Annual Report on Form 10-K of MBIA Inc. for the year ended December 31, 1998 under Commission file number 001-09583).